Form 10-Q
period 2012-10-31
MIDDLESEX INC
filed 2012-12-17
CIK 1554238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 000-54763

MIDDLESEX INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5296841
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

100 Europa Drive, Suite 455
Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒     No  ☐

As of December 13, 2012 there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

MIDDLESEX INC.

QUARTERLY REPORT ON FORM 10-Q

October 31, 2012

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Middlesex Inc.  ”SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2012 (UNAUDITED) AND AS OF APRIL 30, 2012

PAGE	6	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	8	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGES	9-13	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Middlesex, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$5,965	$1,500
Loans Payable to Related Party	2,189	364
Total Liabilities	8,154	1,864

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 and 100,000 issued and outstanding respectively	100	100
Additional paid-in capital	9,900	900
Deficit accumulated during the development stage	(18,154)	(2,864)
Total Stockholders' Deficiency	(8,154)	(1,864)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended	For The Six Months Ended	For the Period from April 27, 2012
	October 31, 2012	October 31, 2012	(Inception) to October 31, 2012

Operating Expenses
Professional fees	$2,892	$5,965	$7,829
General and administrative	2,500	9,325	10,325
Total Operating Expenses	5,392	15,290	18,154

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,392)	(15,290)	(18,154)

Provision for Income Taxes	-	-	-

NET LOSS	$(5,392)	$(15,290)	$(18,154)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.15)	$(0.18)

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the Period from April 27, 2012 (Inception) to October 31, 2012

(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, April 27, 2012	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.01/share)	-	-	100,000	100	900	-	1,000

Net loss for the four day period ended April 30, 2012	-	-	-	-	-	(2,864)	(2,864)

Balance, April 30, 2012	-	-	100,000	100	900	(2,864)	(1,864)

In-Kind Contribution of Services	-	-	-	-	9,000	-	9,000

Net loss for the six months ended October 31, 2012	-	-	-	-	-	(15,290)	(15,290)

Balance, October 31, 2012	-	$-	100,000	$100	$9,900	$(18,154)	$(8,154)

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months	For the Period from
	Ended	April 27, 2012 (Inception) to
	October 31, 2012	October 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(15,290)	$(18,154)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
In-kind contribution of services	9,000	9,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,465	5,965
Net Cash Used In Operating Activities	(1,825)	(2,189)

Cash Flows From Financing Activities:
Increase in loans payable - related party	1,825	2,189
Net Cash Provided by Financing Activities	1,825	2,189

Net Increase in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

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

AS OF OCTOBER 31, 2012

(UNAUDITED)

The most significant estimates include the valuation of stock based compensation and deferred tax valuation allowance.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2012 and April 30, 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of October 31, 2012, there were no common share equivalents outstanding.

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

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

(H)Fair Value of Financial Instruments

The carrying amount reported on the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

(I) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution of Services

For the six months ended October 31, 2012, the founder of the Company contributed services having a fair value of $9,000 (See Note 3).

NOTE 3	RELATED PARTY TRANSACTION

As of October 31, 2012, the founder of the Company paid $2,189 in general and administrative expenses on behalf of the Company. This amount is recorded as related party loan payable.

For the six months ended October 31, 2012, the founder of the Company contributed services having a fair value of $9,000 (See Note 2).

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss since inception of $18,154. The Company has a negative working capital and stockholders’ deficiency of $8,154 at October 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

(UNAUDITED)

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

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders of the Registrant would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Registrant may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

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

Results of Operations For the Quarterly Period Ended October 31, 2012

Revenues.  The Company had no revenues for the six month period ended October 31, 2012, and had no revenues from April 27, 2012 (inception) to October 31, 2012.

Operating Expenses. Operating expenses for the three and six month period ended October 31, 2012 totaled $5,392 and $15,290, respectively, resulting in net loss of $5,392 and $15,290, respectively. Our operating expenses for the three and six month period ended October 31, 2012 were comprised of $2,500 and $ 9,325, respectively, of general and administrative expenses and $2,892 and $5,965, respectively, of professional fees.

From April 27, 2012 (inception) to October 31, 2012, the Company’s operating expenses totaled $18,154, resulting in a net loss of $18,154. Our operating expenses from April 27, 2012 (inception) to October 31, 2012 were comprised of $10,325 of general and administrative expenses and $7,829 of professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 at October 31, 2012. We will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from Peter Coker, our sole officer and director, to fund administrative expenses pending a business combination. However, Mr. Coker is under no obligation to provide such funding.

Net Cash Used in Operating Activities.  Net cash of $1,825 was used for operating activities in the six month period ended October 31, 2012. From April 27, 2012 (inception) to October 31, 2012, net cash of $2,189 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $1,825 was provided from financing activities in the six month period ended October 31, 2012. From April 27, 2012 (inception) to October 31, 2012, net cash of $2,189 was generated from financing activities. These funds consisted of general and administrative expenses paid by Peter Coker on behalf of the Company. This amount is recorded as related party loan payable.

Going Concern

The Company is in the development stage with limited operations, and has a net loss since inception of $18,154. The Company has a negative working capital and stockholders’ deficiency of $8,154 at October 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan.

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

Cash

The Company had no cash or cash equivalents at October 31, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Middlesex Inc. is a smaller reporting company and is therefore not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of October 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

MIDDLESEX INC.

Date: December 14, 2012	By:	/s/ Peter Coker
Peter Coker, President
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer) and Director

