Form 10-Q
period 2013-01-31
MIDDLESEX INC
filed 2013-03-13
CIK 1554238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

(732) 409-1212

(Registrant’s telephone number, including area code)

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

As of March 13, 2013 there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

MIDDLESEX INC.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2013 (UNAUDITED) AND AS OF APRIL 30, 2012

PAGE	6	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	7	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	8	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGES	9-10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Middlesex, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$13,159	$1,500
Loans Payable to Related Party	2,189	364
Total Liabilities	15,348	1,864

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 and 100,000 issued and outstanding respectively	100	100
Additional paid-in capital	12,400	900
Deficit accumulated during the development stage	(27,848)	(2,864)
Total Stockholders' Deficiency	(15,348)	(1,864)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended	For The Nine Months Ended	For the Period from April 27, 2012
	January 31, 2013	January 31, 2013	(Inception) to January 31, 2013

Operating Expenses
Professional fees	$7,194	$13,159	$15,023
General and administrative	2,500	11,825	12,825
Total Operating Expenses	9,694	24,984	27,848

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,694)	(24,984)	(27,848)

Provision for Income Taxes	-	-	-

NET LOSS	$(9,694)	$(24,984)	$(27,848)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.25)	$(0.28)

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the Period from April 27, 2012 (Inception) to January 31, 2013

(Unaudited)

						Deficit
					Additional	accumulated during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, April 27, 2012	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.01/share)	-	-	100,000	100	900	-	1,000

Net loss for the four day period ended April 30, 2012	-	-	-	-	-	(2,864)	(2,864)

Balance, April 30, 2012	-	-	100,000	100	900	(2,864)	(1,864)

In-Kind Contribution of Services	-	-	-	-	11,500	-	11,500

Net loss for the nine months ended January 31, 2013	-	-	-	-	-	(24,984)	(24,984)

Balance, January 31, 2013	-	$-	100,000	$100	$12,400	$(27,848)	$(15,348)

See Accompanying Notes to Condensed Unaudited Financial Statements

Middlesex, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months	For the Period from
	Ended	April 27, 2012 (Inception) to
	January 31, 2013	January 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(24,984)	$(27,848)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
In-kind contribution of services	11,500	11,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	11,659	13,159
Net Cash Used In Operating Activities	(1,825)	(2,189)

Cash Flows From Financing Activities:
Increase in loans payable - related party	1,825	2,189
Net Cash Provided by Financing Activities	1,825	2,189

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

MIDDLESEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

The most significant estimates include the valuation of stock based compensation and deferred tax valuation allowance.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2013 and April 30, 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2013, there were no common share equivalents outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

(UNAUDITED)

(H)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

(I) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2           STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution of Services

For the nine months ended January 31, 2013, the founder of the Company contributed services having a fair value of $11,500 (See Note 3).

NOTE 3           RELATED PARTY TRANSACTION

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2).

For the nine months ended January 31, 2013, the founder of the Company contributed services having a fair value of $11,500 (See Note 2).

As of January 31, 2013, the founder of the Company paid $2,189 in general and administrative expenses on behalf of the Company. This amount is recorded as related party loan payable.

NOTE 4           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss since inception of $27,848. The Company has a negative working capital and stockholders’ deficiency of $15,348 at January 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.  We do not intend to solicit prospective investors for any transaction. The Company has not commenced our efforts to locate a merger candidate.  We will rely on word of mouth to locate potential merger candidates.

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

Results of Operations for the Quarterly Period Ended January 31, 2013

Revenues.  The Company had no revenues for the three and nine month period ended January 31, 2013, and had no revenues from April 27, 2012 (inception) to January 31, 2013.

Operating Expenses. Operating expenses for the three and nine month period ended January 31, 2013 totaled $9,694 and $24,984, respectively, resulting in net loss of $9,694 and $24,984, respectively. Our operating expenses for the three and nine month period ended January 31, 2013 were comprised of $2,500 and $11,825, respectively, of general and administrative expenses and $7,194 and $13,159, respectively, of professional fees.

From April 27, 2012 (inception) to January 31, 2013, the Company’s operating expenses totaled $27,848, resulting in a net loss of $27,848. Our operating expenses from April 27, 2012 (inception) to January 31, 2013 were comprised of $12,825 of general and administrative expenses and $15,203 of professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 at January 31, 2013. We will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from Peter Coker, our sole officer and director, to fund administrative expenses pending a business combination. However, Mr. Coker is under no obligation to provide such funding.

Net Cash Used in Operating Activities.  Net cash of $1,825 was used for operating activities in the nine month period ended January 31, 2013. From April 27, 2012 (inception) to January 31, 2013, net cash of $2,189 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $1,825 was provided from financing activities in the nine month period ended January 31, 2013. From April 27, 2012 (inception) to January 31, 2013, net cash of $2,189 was generated from financing activities. These funds consisted of general and administrative expenses paid by Peter Coker on behalf of the Company. This amount is recorded as related party loan payable.

Going Concern

The Company is in the development stage with limited operations, and has a net loss since inception of $27,848. The Company has a negative working capital and stockholders’ deficiency of $15,348 at January 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan.

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

Cash

The Company had no cash or cash equivalents at January 31, 2013.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Middlesex Inc. is a smaller reporting company and is therefore not required to provide this information.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of January 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

MIDDLESEX INC.

Date: March 13, 2013	By:	/s/ Peter Coker
Peter Coker, President
Chief Executive Officer
(Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

